Form 10QSB
period 1996-06-30
WIRELESS CABLE OF ATLANTA INC
filed 1996-08-05
CIK 904355

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

Mark One:

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996
                               -------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22322
                        -------

                        WIRELESS CABLE OF ATLANTA, INC.
  ---------------------------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified In Its Charter)


             GEORGIA                                     58-1489017
  ---------------------------------------------------------------------------
  (State Or Other Jurisdiction Of               (I.R.S. Employer Identification
   Incorporation Or Organization)                Number)


        3100 MEDLOCK BRIDGE ROAD, SUITE 340, NORCROSS, GEORGIA  30071
  ----------------------------------------------------------------------------
            (Address of Principal Executive Office and Zip Code)


(Issuer's Telephone Number, Including Area Code):                 (770) 409-3570
                                                                  --------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,772,200 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, AS OF JULY 31, 1996.

                WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY

                                    INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.        FINANCIAL INFORMATION:

CONDENSED CONSOLIDATED BALANCE SHEETS -
     June 30, 1996 and December 31, 1995.................................................................... 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
     For the periods ended June 30, 1996 and 1995........................................................... 4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
     For the period ended June 30, 1996..................................................................... 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
     For the periods ended June 30, 1996 and 1995........................................................... 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................................................ 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION AND RESULTS OF OPERATIONS......................................................................... 7

PART II.       OTHER INFORMATION:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................... 8

EXHIBITS AND REPORTS ON FORM 8-K............................................................................ 8

SIGNATURES.................................................................................................. 8

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)



                             ASSETS
                                                                      1996          1995
                                                                      ----          ----
Current assets:
   Cash and cash equivalents                                   $   723,566   $   133,000
   Accounts receivable                                              16,125        69,039
   Other current assets                                            169,091       188,035
                                                               -----------   -----------
            Total current assets                                   908,782       390,074
                                                               -----------   -----------
Property and equipment:
   Cable systems and equipment                                   6,738,377     5,930,531
   Furniture and office equipment                                  512,137       473,551
                                                               -----------   -----------
                                                                 7,250,514     6,404,082
   Less accumulated depreciation                                (2,885,327)   (2,516,327)
                                                               -----------   -----------
                                                                 4,365,187     3,887,755
                                                               -----------   -----------
Other assets:
   Deferred licensing costs                                        170,000       204,000
   Deferred tax benefit                                          1,094,741       969,941
   Other                                                           121,029       192,392
                                                               -----------   -----------
                                                                 1,385,770     1,366,333
                                                               -----------   -----------
            Total assets                                       $ 6,659,739   $ 5,644,162
                                                               ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      1996          1995
                                                                      ----          ----
Current liabilitites:
    Accounts payable                                           $   290,013   $   184,832
    Accrued expenses and liabilities                               181,846       229,889
                                                               -----------   -----------
           Total current liabilities                               471,859       414,721
                                                               -----------   -----------
Series A preferred stock                                         3,519,569     2,121,214
                                                               -----------   -----------
Common stockholders' equity:
    Common stock of $1 par, authorized
    10,000,000 shares, issued and
    outstanding: 1,772,200 shares and
    1,770,000                                                    1,772,200     1,770,000
   Paid-in capital                                               3,513,707     3,494,457
   Accumulated deficit                                          (2,617,596)   (2,156,230)
                                                               -----------   -----------
                                                                 2,668,311     3,108,227
                                                               -----------   -----------
       Total liabilities and stockholders' equity              $ 6,659,739   $ 5,644,162
                                                               ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                         1996            1995            1996             1995
                                                         ----            ----            ----             ----
Revenue                                            $  875,583     $  824,170        $1,722,345        $1,635,888
Costs and Expenses:
      Service Costs                                   566,514        499,923         1,114,577           969,331
      Selling, general and administrative             308,799        393,299           606,345           769,999
      Depreciation and amortization                   201,500        182,000           403,000           349,000
                                                   ----------     ----------        ----------        ----------
                                                    1,076,813      1,075,222         2,123,922         2,088,330
                                                   ----------     ----------        ----------        ----------
        Income (loss) from operations                (201,230)      (251,052)         (401,577)         (452,442)
Interest income                                        11,134         19,650            23,330            28,722
                                                   ----------     ----------        ----------        ----------
        Net (loss) before income taxes               (190,096)      (231,402)         (378,247)         (423,720)
Deferred income tax benefits                           61,800         74,000           124,800           138,000
                                                   ----------     ----------        ----------        ----------
        Net (loss)                                   (128,296)      (157,402)         (253,447)         (285,720)
Preferred dividend requirements                      (110,079)       (45,000)         (207,919)          (60,000)
                                                   ----------     ----------        ----------         ---------
        Net (loss) applicable to common shares     $ (238,375)    $ (202,402)       $ (461,366)        $(345,720)
                                                   ==========     ==========        ==========         =========
Weighted average number of common
shares outstanding                                  1,771,100      1,729,000         1,770,500         1,729,000
        Net (loss) per common share
        outstanding                                $     (.13)    $     (.12)       $     (.26)        $    (.20)
                                                   ==========     ==========        ==========         =========


                CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
            STOCKHOLDERS' EQUITY FOR THE PERIOD ENDED JUNE 30, 1996
                                  (UNAUDITED)


                                      COMMON STOCK
                                      ------------
                                  Number of       $1 Par        Paid-In            Accumulated
                                   Shares         Value         Capital              Deficit        Total
                                   ------         -----         -------              -------        -----
Balance, December 31, 1995        1,770,000    $1,770,000       $3,494,457         $(2,156,230)   $3,108,227
Exercise of stock options             2,200         2,200           19,250                   -        21,450
Preferred stock dividends                 -             -                -            (207,919)     (207,919)
Net (loss)                                -             -                -            (253,447)     (253,447)
                                  ---------    ----------       ----------         -----------    ----------
Balance, June 30, 1996            1,772,200    $1,772,200       $3,513,707         $(2,617,596)   $2,668,311
                                  =========    ==========       ==========         ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                                                                  1996         1995
                                                                                  ----         ----
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                         $ (461,366)  $ (345,720)
     Adjustments to reconcile net income (loss) to net
       cash used by operating activities:
         Depreciation and amortization                                         403,000      349,000
         Decrease (increase) in receivables                                     52,914      (18,024)
         Decrease (increase) in prepaid expenses and deposits                  111,757       45,580
         Decrease (increase) in deferred taxes                                (124,800)    (138,000)
         Increase (decrease) in accounts payable
         and accrued expenses                                                   57,138      320,699
                                                                            ----------   ----------
  Net cash provided by operating activities                                     38,643      213,535
                                                                            ----------   ----------
Cash flows (used for) investing activities:

  Purchase of equipment                                                       (846,432)  (1,080,687)
                                                                            ----------   ----------
Cash flows provided by financing activities:

Sale of preferred stock                                                      1,524,300    1,500,000

Cost of preferred stock issue                                                 (125,945)    (144,731)
                                                                            ----------   ----------
      Net cash provided by financing activities                              1,398,355    1,355,269
                                                                            ----------   ----------
Net increase in cash                                                           590,566      488,117
Cash and cash equivalents, beginning of period                                 133,000      367,403
                                                                            ----------   ----------
Cash and cash equivalents, end of period                                    $  723,566   $  855,520
                                                                            ==========   ==========

                          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                                  1996         1995
                                                                                  ----         ----
Cash paid during the period for:

  Interest                                                                       $ -0-        $ -0-
                                                                                 -----        -----
  Income taxes                                                                   $ -0-        $ -0-
                                                                                 -----        -----

   The accompanying notes are an integral part of these financial statements.
                                  Page 5 of 8

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of the operations for the six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. DEFERRED TAX BENEFIT

     The deferred tax benefit increased by $124,800 during 1996. The basis for deferring tax benefits is an excess of appreciated asset value over the tax basis of the Company's net assets in an amount sufficient to realize the deferred tax asset and projected future profitable operations. Management forecasts that at a level of approximately 50,000 subscribers, the current net operating loss carryforward could be utilized in one year. Management anticipates that the 50,000 subscriber level will be attained prior to the year 2000, and the first net operating loss expires in 2002.

3. PREFERRED STOCK:

     The Company has 5,000,000 shares of Preferred Stock authorized. At December 31, 1995, there were 21,900 shares of Preferred Stock issued. At June 30, 1996, there were 37,143 shares of Series A Preferred Stock issued. The Series A Preferred Stock is convertible into Common Stock at $11.00 per share. The outstanding Series A Preferred Stock has not been included in the weighted average number of Common Shares outstanding as they would be anti-dilutive.

4. STOCK OPTIONS AND WARRANTS:

     In 1992, the shareholders approved the formation of a Stock Option Plan for key employees to be implemented by the Board of Directors. Under the approved terms of the plan, options to purchase shares of the Company's common stock will be granted at a price not less than the fair market value of the stock at the date of the grant. Options may be exercised for a five year period not to exceed 20% per year on a cumulative basis. At June 30, 1996, there were options granted to purchase an aggregate of 72,300 shares at prices ranging from $6.25 to $14.00 per share and there were 24,500 shares available for future grants under the plan. These stock options have not been included in the weighted average number of shares outstanding as they would be anti-dilutive.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth items from the Company's Statement of Operations as percentages of net revenues for the six months ended June 30:

                                                           PERCENT
                                                           -------
                                                   1996                1995
                                                   ----                ----
Revenue                                             100%                100%
Service costs                                      64.7                59.3
Selling, general and administrative expense        35.2                47.1
Depreciation and amortization                      23.4                21.3

     The Company's revenue increased 5% to $1,722,345 in 1996. This increase was due to an increase in the number of subscribers from 8,200 to 8,800.

     Service costs for 1996 increased by 5.4% of revenue. This increase was due primarily to increased programming costs resulting from an increase in the number of channels offered in the basic package and increased premium channel costs. There was also an increase in tower rental and channel lease costs due to the addition of 16 new wireless channels during the fourth quarter of 1995.

     Selling, general and administrative expense decreased by 11.9% of revenue. The decrease was due to a reduction in marketing, selling and administrative salaries and benefits due to the elimination of the advertising sales department and single family home marketing costs. The Company has deferred single family home expansion to study the improvements associated with digital signal transmission.

     Currently, most of the Company's subscribers result from contracts, which typically have an initial term of ten years, with over 40 apartment complexes. Upon expiration of the initial term, these contracts automatically convert to month to month contracts unless they are extended or canceled. Capital costs related to these contracts are written off during the initial term. The Company continues to add new contracts and has not had a significant amount of contracts canceled. Any future contract cancellations should not have a material impact on operations since the Company is adding new contracts and should not have a significant number of cancellations in any one year.

     The Company currently has agreements to provide a competitive lineup of 38 channels of programming to its customers. The lineup consists of 28 microwave delivered channels and 10 locally broadcast channels.

     On March 1, 1995, the Company executed an agreement with Applied Video Technologies, Inc. for the purchase of $3,500,000 of convertible preferred equity. Under the terms of the agreement, $2,100,000 was invested in 1995 and $1,400,000 in January 1996. In addition, $124,300 of preferred stock dividends were paid in preferred stock in March 1996.

     As soon as is practical, the Company plans to offer a digital package with 70-100 channels. A basic digital package will be priced comparable to the price of the basic package of the Company's primary franchise cable competitor. As with the franchise cable operator, the Company will offer premium channels, pay-per-view and other services at an additional charge to subscribers. The Company believes it will be able to provide a higher quality, comparably priced product than similar franchise cable service packages. These development plans will require significant funds in addition to funds provided from operations. The Company will have to secure these additional funds to cover the capital needs of additional growth after 1996. It is anticipated that these additional funds will be available through either the debt or equity market.

                          PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Company was held on Tuesday, May 14, 1996.
(b)  Matters voted upon at the meeting were as follows:

1.   Election of Directors:


                               FOR      AGAINST  WITHHOLD  ABSTENTIONS  BROKER NON
                               ---      -------  --------  -----------  ----------
                                                                           VOTES
                                                                           -----
Common Votes-
Ricky C. Haney                1,291,995    0         0          500           0
Richard L. Kendrick           1,291,995    0         0          500           0
Allan H. Rudder               1,291,995    0         0          500           0
Preferred Votes-
R. Stanley Allen                 37,143    0         0            0           0
R. Ted Weschler                  37,143    0         0            0           0

2.        Ratify Appointment
          of Auditors:        1,626,782    0         0            0           0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  27  Financial Data Schedule (for SEC use only)
(b)  No Form 8-K's were filed during this quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WIRELESS CABLE OF ATLANTA, INC.
                            -------------------------------------
                                        (Registrant)


                            /s/ Ricky C. Haney
                            -------------------------------------
Date:  August 5, 1996       RICKY C. HANEY
                            PRESIDENT

                            /s/ Allan H. Rudder
                            -------------------------------------
Date:  August 5, 1996       ALLAN H. RUDDER
                            EXECUTIVE VICE PRESIDENT/CFO