Form 10QSB
period 1996-09-30
WIRELESS CABLE OF ATLANTA INC
filed 1996-11-08
CIK 904355

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-QSB

Mark One:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1996
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22322
                        -------


                       WIRELESS CABLE OF ATLANTA, INC.
--------------------------------------------------------------------------------
      (Exact Name of Small Business Issuer As Specified In Its Charter)



          GEORGIA                                        58-1489017
--------------------------------------------------------------------------------
(State Or Other Jurisdiction Of                 (I.R.S. Employer Identification
 Incorporation Or Organization)                  Number)



         3100 MEDLOCK BRIDGE ROAD, SUITE 340, NORCROSS, GEORGIA  30071
--------------------------------------------------------------------------------
              (Address of Principal Executive Office and Zip Code)


(Issuer's Telephone Number, Including Area Code):             (770) 409-3570
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,772,450 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, AS OF OCTOBER 31, 1996.

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY

                                    INDEX



                                                                                                       PAGE
                                                                                                       ----
PART I.     FINANCIAL INFORMATION:

CONDENSED CONSOLIDATED BALANCE SHEETS -
   September 30, 1996 and December 31, 1995 ...........................................................3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
   For the periods ended September 30, 1996 and 1995...................................................4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
   For the period ended September 30, 1996.............................................................4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
   For the periods ended September 30, 1996 and 1995...................................................5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................................6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION AND RESULTS OF OPERATIONS....................................................................7

PART II.    OTHER INFORMATION:

EXHIBITS AND REPORTS ON FORM 8-K.......................................................................8

SIGNATURES.............................................................................................8

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER  30, 1996 AND DECEMBER 31, 1995
                                 (UNAUDITED)

                                  ASSETS
                                                                             1996                    1995
                                                                             ----                    ----
Current assets:
   Cash and cash equivalents                                           $  125,743              $  133,000
   Accounts receivable                                                    127,205                  69,039
   Other current assets                                                   193,595                 188,035
                                                                       ----------              ----------
          Total current assets                                            446,543                 390,074
                                                                       ----------              ----------
Property and equipment:
   Cable systems and equipment                                          7,071,614               5,930,531
   Furniture and office equipment                                         566,626                 473,551
                                                                       ----------              ----------
                                                                        7,638,240               6,404,082
   Less accumulated depreciation                                       (3,069,827)             (2,516,327)
                                                                       ----------              ----------
                                                                        4,568,413               3,887,755
                                                                       ----------              ----------
Other assets:
   Deferred licensing costs                                               153,000                 204,000
   Deferred tax benefit                                                 1,169,929                 969,941
   Other                                                                  116,928                 192,392
                                                                       ----------              ----------
                                                                        1,439,857               1,366,333
                                                                       ----------              ----------
          Total assets                                                 $6,454,813              $5,644,162
                                                                       ==========              ==========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1996                    1995
                                                                             ----                    ----
Current liabilitites:
   Accounts payable                                                    $  241,495              $  184,832
   Accrued expenses and liabilities                                        59,160                 229,889
                                                                       ----------              ----------
       Total current liabilities                                          300,655                 414,721
                                                                       ----------              ----------
Series A preferred stock                                                3,733,156               2,121,214
                                                                       ----------              ----------
Common stockholders' equity:

   Common stock of $1 par, authorized
   10,000,000 shares, issued and
   outstanding: 1,772,450 shares                                        1,772,450               1,770,000
   Paid-in capital                                                      3,515,582               3,494,457
   Accumulated deficit                                                 (2,867,030)             (2,156,230)
                                                                       ----------              ----------
                                                                        2,421,002               3,108,227
                                                                       ----------              ----------
          Total liabilities and stockholders' equity                   $6,454,813              $5,644,162
                                                                       ==========              ==========


      The accompanying notes are an integral part of these financial statements.

                WIRELESS CABLE OF ATLANTA, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (UNAUDITED)



                                                                QUARTER ENDED           NINE MONTHS ENDED
                                                              1996         1995         1996         1995
                                                              ----         ----         ----         ----
Revenue                                                 $  921,400   $  829,644   $2,643,745   $2,465,532
Costs and Expenses:
  Service Costs                                            591,924      581,003    1,706,501    1,550,334
  Selling, general and administrative                      346,016      415,322      952,361    1,185,321
  Depreciation and amortization                            201,500      160,000      604,500      509,000
                                                        ----------   ----------   ----------   ----------
                                                         1,139,440    1,156,325    3,263,362    3,244,655
                                                        ----------   ----------   ----------   ----------
    Income (loss) from operations                         (218,040)    (326,681)    (619,617)    (779,123)

Interest income                                              4,429        6,606       27,759       35,328
                                                        ----------   ----------   ----------   ----------
    Net (loss) before income taxes                        (213,611)    (320,075)    (591,858)    (743,795)

Deferred income tax benefits                                75,200      105,000      200,000      243,000
                                                        ----------   ----------   ----------   ----------
    Net (loss)                                            (138,411)    (215,075)    (391,858)    (500,795)

Preferred dividend requirements                           (111,023)     (45,900)    (318,942)    (105,900)
                                                        ----------   ----------   ----------   ----------
    Net (loss) applicable to common shares              $ (249,434)  $ (260,975)  $ (710,800)  $ (606,695)
                                                        ==========   ==========   ==========   ==========
Weighted average number of common shares
outstanding                                              1,772,200    1,730,000    1,771,000    1,730,000



    Net (loss) per common share
    outstanding                                         $     (.14)  $     (.15)  $     (.40)  $     (.35)
                                                        ==========   ==========   ==========   ==========

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (UNAUDITED)





                                           COMMON STOCK
                                           ------------
                                       NUMBER OF      $1 PAR       PAID-IN     ACCUMULATED
                                        SHARES        VALUE       CAPITAL       DEFICIT        TOTAL
                                        ------        -----       -------       -------        -----
                                      1,770,000   $1,770,000   $3,494,457   $(2,156,230)   $3,108,227
Balance, December 31, 1995

Exercise of stock options                 2,450        2,450       21,125             -        23,575

Net (loss)                                    -            -            -      (710,800)     (710,800)
                                      ---------   ----------   ----------   -----------    ----------
Balance, September 30, 1996           1,772,450   $1,772,450   $3,515,582   $(2,867,030)   $2,421,002
                                      =========   ==========   ==========   ===========    ==========

      The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



                                                                               1996                  1995
                                                                              -----                 -----
Cash flows provided by (used for) operating activities:
  Net income (loss)                                                      $ (710,800)           $ (606,695)
    Adjustments to reconcile net income (loss) to net
     cash used by operating activities:
      Depreciation and amortization                                         604,500               509,000
      Decrease (increase) in receivables                                    (58,166)               (9,205)
      Decrease (increase) in prepaid expenses
      and deposits                                                           60,603              (111,559)
      Decrease (increase) in deferred taxes                                (200,000)             (243,000)
      Increase (decrease) in accounts payable
      and accrued expenses                                                 (114,066)             (234,954)
                                                                         ----------            ----------

  Net cash provided by operating activities                                (417,929)             (226,505)
                                                                         ----------            ----------
Cash flows (used for) investing activities:

  Purchase of equipment                                                  (1,234,158)           (1,435,894)
                                                                         ----------            ----------
Cash flows provided by financing activities:
  Sale of common stock                                                       23,575                81,250
  Sale of preferred stock                                                 1,747,200             1,590,000
  Cost of preferred stock issue                                            (125,945)             (144,731)
                                                                         ----------            ----------
  Net cash provided by financing activities                               1,644,830             1,526,519
                                                                         ----------            ----------
Net increase (decrease) in cash                                              (7,257)             (135,880)
Cash and cash equivalents, beginning of period                              133,000              367,4030
                                                                         ----------            ----------
Cash and cash equivalents, end of period                                 $  125,743            $  231,523
                                                                         ==========            ==========
                                    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                    --------------------------------------------------

                                                                               1996                  1995
                                                                              -----                 -----
Cash paid during the period for:
  Interest                                                              $       -0-            $      -0-

  Income taxes                                                          $       -0-            $      -0-





  The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION:


                 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of the operations for the nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       DEFERRED TAX BENEFIT:

                 The deferred tax benefit increased by $200,000 during 1996. The basis for deferring tax benefits is an excess of appreciated asset value over the tax basis of the Company's net assets in an amount sufficient to realize the deferred tax asset and projected future profitable operations. Management forecasts that at a level of approximately 50,000 subscribers, the current net operating loss carryforward could be utilized in one year. Management anticipates that the 50,000 subscriber level will be attained before the first net operating loss expires, in 2002.

3.       PREFERRED STOCK:

                 The Company has 5,000,000 shares of Preferred Stock authorized. At December 31, 1995, there were 21,900 shares of Preferred Stock issued. At September 30, 1996, there were 39,372 shares of Series A Preferred Stock issued. The Series A Preferred Stock is convertible into Common Stock at $11.00 per share. The outstanding Series A Preferred Stock has not been included in the weighted average number of Common Shares outstanding as they would be anti-dilutive.

4.       STOCK OPTIONS AND WARRANTS:

                 In 1992, the shareholders approved the formation of a Stock Option Plan for key employees to be implemented by the Board of Directors. Under the approved terms of the plan, options to purchase shares of the Company's common stock will be granted at a price not less than the fair market value of the stock at the date of the grant. Options may be exercised for a five year period not to exceed 20% per year on a cumulative basis. At September 30, 1996, there were options granted to purchase an aggregate of 72,050 shares at prices ranging from $6.25 to $14.00 per share and there were 24,500 shares available for future grants under the plan. These stock options have not been included in the weighted average number of shares outstanding as they would be anti-dilutive.

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                      FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

         The following table sets forth items from the Company's Statement of Operations as percentages of net revenues for the nine months ended September 30:

                                                             PERCENT
                                                             -------
                                                    1996                 1995
                                                    ----                 ----
Revenue                                              100%                 100%
Service costs                                      64.50                62.90
Selling, general and administrative expense         36.0                48.10
Depreciation and amortization                      22.90                20.60


         The Company's revenue increased 7% to $2,643,745 in 1996. This increase was due to an increase in the number of subscribers from 8,500 to 9,100.

         Service costs for 1996 increased by 1.6% of revenue. This increase was due primarily to an increase in tower rental and channel lease costs due to the addition of 16 new wireless channels during the fourth quarter of 1995.

         Selling, general and administrative expense decreased by 12.1% of revenue. This decrease was due to a reduction in marketing, selling and administrative salaries and benefits due to the elimination of the advertising sales department and single family home marketing costs. The Company has deferred single family home expansion to study the improvements associated with digital signal transmission.

         Currently, most of the Company's subscribers result from contracts, which typically have an initial term of ten years, with over 40 apartment complexes. Upon expiration of the initial term, these contracts automatically convert to month to month contracts unless they are extended or canceled. Capital costs related to these contracts are written off during the initial term. The Company continues to add new contracts and has not had a significant amount of contracts canceled. Any future contracts cancellations should not have a material impact on operations since the Company is adding new contracts and should not have a significant number of cancellations in any one year.

         The Company currently has agreements to provide a competitive lineup of 38 channels of programming to its customers. The lineup consists of 28 microwave delivered channels and 10 locally broadcast channels.

         On March 1, 1995, the Company executed an agreement with Applied Video Technologies, Inc. for the purchase of $3,500,000 of convertible preferred equity. Under the terms of the agreement, $2,100,000 was invested in 1995 and $1,400,000 in 1996. In addition, $347,200 of preferred stock dividends were paid in preferred stock in 1996.

         As soon as is practical, the Company plans to offer a digital package with 70-100 channels. A basic digital package will be priced comparable to the price of the basic package of the Company's primary franchise cable competitor. As with the franchise cable operator, the Company will offer premium channels, pay-per view and other services at an additional charge to subscribers. The Company believes it will be able to provide a higher quality, comparably priced product than similar franchise cable service packages. These development plans will require significant funds in addition to funds provided from operations. The Company will have to secure these additional funds to cover the capital needs of additional growth after 1996. The Company has entered into a letter of intent with BellSouth Corporation for the acquisition by Bell South Corporation of the outstanding stock of the Company. If this transaction should fail to close, it is anticipated that these additional funds will be available through either the debt or equity market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 27 - Financial Data Schedule (for SEC use only)
(b)   No Form 8-K's were filed during this quarter.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WIRELESS CABLE OF ATLANTA, INC.
                                          -------------------------------
                                                   (Registrant)


                                          /s/Ricky C. Haney
                                          -------------------------------
Date:  November 8, 1996                   C. HANEY
                                          PRESIDENT

                                          /s/Allan H.Rudder
                                          -------------------------------
Date:  November 8, 1996                   ALLAN H. RUDDER
                                          EXECUTIVE VICE PRESIDENT/CFO