Form 10KSB40
period 1996-12-31
WIRELESS CABLE OF ATLANTA INC
filed 1997-03-24
CIK 904355

------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                      For the year ended DECEMBER 31, 1996
                                         -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

          For the transition period from_____________ to ____________

                          Commission File No. 0-22322
                                              -------

                        WIRELESS CABLE OF ATLANTA, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           GEORGIA                                         58-1489017
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

          3100 MEDLOCK BRIDGE ROAD, SUITE 340 NORCROSS, GEORGIA 30071
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number (770)409-3570

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK
                                                              ------------------
                                                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Revenues for the most recent year were $3,545,611.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the closing sale price as reported on the NASDAQ Small Cap System on March 14, 1997 was $16,352,350.

         As of March 14, 1997, the Registrant had 1,773,400 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders held May 14, 1996 are incorporated by reference in Part II.

                        WIRELESS CABLE OF ATLANTA, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS


                                                                                                          PAGE

                                                    PART I
Item 1.                             Description of Business                                               I-1
Item 2.                             Description of Properties                                             I-12
Item 3.                             Legal Proceedings                                                     I-13
Item 4.                             Submission of Matters to a Vote of Security Holders                   I-13

                                                    PART II

Item 5.                             Market Price for Common Equity and Related
                                    Stockholder Matters                                                   II-1
Item 6.                             Management's Discussion and Analysis of Operations                    II-1
Item 7.                             Financial Statements                                                  II-3
Item 8.                             Changes in and Disagreements with Accountants
                                    on Accounting and Financial Disclosure                                II-3

                                                    PART III

Item 9.                             Directors, Executive Officers, Promoters and
                                    Control Persons; Compliance with Section 16(a)
                                    of the Exchange Act                                                   III-1
Item 10.                            Executive Compensation                                                III-1
Item 11.                            Security Ownership of Certain Beneficial Owners
                                    and Management                                                        III-2
Item 12.                            Certain Relationships and Related Transactions                        III-3
Item 13.                            Exhibits and Reports on Form 8-K                                      III-3

                                    PART I.

ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

         Wireless Cable of Atlanta, Inc. ("The Company"), which was founded in 1982, is a corporation organized under the laws of the State of Georgia and fully qualified and registered to do business in the State of Georgia. The Company was formed for the purpose of providing private cable television services for multiple dwelling units, which involves installation of reception and delivery equipment at each location.

         In 1988, Vidcomm, Inc. ("Vidcomm"), also a Georgia corporation, was formed by the founders of the Company for the purpose of operating a wireless cable company. Vidcomm became a wholly owned subsidiary of the Company in December, 1992. The two corporations are operated essentially as a single company under the auspices of Wireless Cable of Atlanta. Because both entities share physical facilities, management, personnel and other resources, no distinction between the operations of the two entities is made. Rather, the collective operations of the two entities are referred to as those of "the Company," and all financial information is presented in consolidated form. The Company has 29 employees.

         During the past several years, the Company obtained the FCC rights to broadcast wireless cable television in Atlanta within a 35 mile zone. Additionally, it purchased equipment necessary for wireless cable technology. These two events gave the Company the opportunity to increase its channel selection and evolve from being a private cable operator serving only multiple dwelling complexes with off-air broadcast and satellite channels to also providing wireless cable services to single family television households and to commercial locations. The Company has also used the wireless technology to increase the number of channels provided to new and existing private cable systems in multiple dwelling complexes.

         On February 11, 1997, the Company entered into a definitive agreement with BellSouth Corporation for a merger of the Company with a subsidiary of BellSouth Corporation. The agreement is noncancelable for a period of six months and is expected to close within that period of time; however, stockholder and Federal Communications Commission approval is required. The agreement provides for a non taxable stock exchange of .49 shares of BellSouth Corporation stock for each share of Company stock, with a maximum value attributable to the Company stock of $20.88625 per share and a minimum value of $15.98625 per share. These valuations are subject to upward adjustment for any BellSouth distributions, such as cash dividends, prior to closing of the merger.

         The Company currently provides cable television service to multiple dwelling developments, such as large apartment complexes, commercial properties, such as office buildings, and a few single family home subscribers. Prior to its acquisition of wireless cable technology, a typical private cable television system installed by the Company at an apartment complex had 21 channels, consisting of 9 local off-air broadcast channels and 12 satellite reception channels. Wireless cable technology has allowed the Company to add 13 more cable channels to the apartment complex service, thereby totaling 34 channels. The Company currently has contracts with 40 apartment complexes to provide cable television service on an exclusive basis. These contracts typically have an initial term of ten years.

         Depending on the circumstances, the Company can customize the type and amount of cable service to suit a given subscriber. The Company has two sources for television programming which it packages and sells to subscribers: "wireless cable" and off-air broadcast. First, wireless cable is television programming transmitted via microwave frequencies, as opposed to hard-wired cable, from a central location over FCC-authorized frequencies to subscribers equipped with a special antenna. For wireless cable, the Company utilizes an initial reception facility located at 1575 Sheridan Road in Atlanta, Georgia which receives television signals and then transmits them to the Company's primary, central transmitter located on top of the NationsBank Plaza in Atlanta, Georgia. This facility then transmits the wireless cable programming to the Company's subscribers. Second, off-air broadcast is comprised of the local network television signals broadcasted to a general area and receivable by any television in the reception area. In providing this programming source, the Company does not use its transmitter facilities as done with wireless cable.

         For multiple dwelling developments, the Company typically utilizes a combination of wireless cable and off-air broadcast to create a package of 34 channels for apartment cable television subscribers. The Company installs special antenna, which receive both the Company's wireless cable and off-air broadcast television signals, as well as descrambling equipment. The television programming from the two sources is combined and relayed to each individual apartment unit by coaxial cable.

         For commercial subscribers, the Company typically combines wireless cable and off-air broadcast reception. The Company installs special antenna which receive both the wireless cable and off-air broadcast television signals and relays them to the various outlets or individual subscribers within the commercial buildings by coaxial cable. The Company's commercial subscribers can receive up to a total of 34 programming channels.

         For single family dwelling subscribers, the Company employs the same combination of wireless cable and off-air broadcast television as that used with commercial subscribers. The Company's single family subscribers can receive up to a total of 34 programming channels.

         The cost of adding a new subscriber is approximately $500 and the recovery period for this cost is approximately two years.

OVERVIEW OF THE WIRELESS CABLE TELEVISION INDUSTRY

         A wireless cable television system is capable of transmitting television programming, including two-way "pay-per-view," high speed computer data, high definition television and facsimile transmission to subscribers. The system requires a centrally located "headend" facility, which is equipped with transmitters, antennas, satellite dishes and scrambling and descrambling equipment. Each subscriber must be equipped with a rooftop antenna and an addressable converter. Because the system does not require a hard-wired cable network, the construction cost per subscriber is significantly less than that of franchise cable systems, and maintenance costs are lessened.

         Wireless cable television systems require line-of-sight transmission from headend transmission source to subscriber. In other words, the signal must not be obstructed in any way. This requirement can result in signal quality problems in areas with uneven terrain. New technology, such as repeaters that aid in reaching such areas, have been developed and have earned limited FCC approval. The FCC has placed a power limit of 18 dBW on the repeaters and is requiring that they be licensed in order to avoid interference with other signals.

           Currently, a total of 33 frequencies are authorized by the FCC for wireless cable use; 13 of the 33 are general frequencies available for unrestricted licensure and 20 are partially
                                      I-2
reserved for educational programming. Although the FCC originally allocated only two wireless cable frequencies per market, the majority of wireless cable systems, especially those in markets rated below the top 50, offered only one frequency. By the end of the 1970's, some 530,000 subscribers in over 100 markets were subscribing to single channel wireless cable television systems that typically offered one premium service such as HBO or Showtime. With the extension of multi-channel franchise cable television service to much of the United States, single and dual channel systems were no longer able to compete and many went out of business. Later, the FCC approved eleven more frequencies per market for wireless operators so that the industry could better compete with franchise cable and provide service to areas not yet wired by cable. Although 13 frequencies existed, no single entity was allowed to own more than four channels per market. This restriction was lifted in October, 1990, when the FCC issued a new ruling allowing "multiple ownership," which permits all thirteen wireless frequencies in a market to be owned by one owner. The Company has acquired licenses for twelve of these 13 general frequencies.

         There are a total of 20 Instructional Television Fixed Service ("ITFS") wireless cable channels intended primarily for the transmission of educational and cultural programming. These licenses are granted only to accredited educational institutions or governmental organizations which are required to televise at least 20 hours of qualified programming per channel per week.

          A wireless cable operator can sublicense from an ITFS licensee either the excess broadcast capacity or the entire broadcast capacity of the ITFS frequencies. "Excess" broadcast time or capacity refers to the total amount of hours in one week minus the 20 hours required to be dedicated to educational programming on each ITFS frequency. With the use of a technique called channel-mapping, an operator can create three full-time channels from a group of four ITFS frequencies. Channel mapping switches the video program to whichever frequency is not in use. Over the course of a broadcast, numerous channels may be used. To avoid having a subscriber tune the set-top converter to match the frequency in use, the box automatically changes channels in response to a data command transmitted with the video. The converter continues to show the same number in the channel display to avoid subscriber confusion. The use of ITFS channels in conjunction with channel mapping is one of the best ways to substantially increase the number of wireless cable channels. Nevertheless, the educational programming requirement remains, but the responsibility shifts to the sublicensee. In these cases, instead of using qualified programming from the original ITFS licensee, a sublicensee may instead dedicate such ITFS frequencies exclusively to a different, but also qualified programming source, such as CNN, C-Span, The Discovery Channel and The Learning Channel.

         The Company is currently the sublicensee of 16 of the 20 ITFS frequencies in the Atlanta market. Because of the availability of these 20 ITFS sublicenses, along with the 13 other wireless channels, a wireless cable operator has the possibility of assembling a 33 frequency wireless cable system in a given market, plus any off-air broadcast channels. Of the 33 potentially available wireless cable frequencies, 20 are subject to certain educational programming requirements and may be used only on an excess capacity basis as described above. Correspondingly, of the 33 frequency lineup sought by the Company (28 of which are already acquired), 20 would be subject to the programming restrictions and excess capacity limitations. The Company believes that the use of ITFS channels would not adversely impact its programming capabilities: first, the Company believes that channel-mapping techniques will allow sufficient unrestricted broadcast time on each ITFS channel, second, the qualified, third-party programming sources listed above are independently attractive and sought by subscribers, and thus should not be an impediment to the Company's programming lineup.

         FCC licenses for wireless cable frequency-channels allow the user to transmit wireless cable television signals over a designated frequency band. The FCC licenses are awarded for an initial period of ten years. Each license currently costs $155. License renewals must be done by application to the FCC between 30 and 60 days before expiration of the then current term. License renewals are generally for additional ten year terms unless the FCC dictates that the public interest would be served by a shorter term. Seven of the Company's twelve general frequency licenses are directly from the FCC and five are leased/sublicensed from third party holders. Wireless cable stations must be constructed and become operational within 12 months of the date of the FCC grant, although instructional stations must be constructed and become operational within 18 months. Both periods are extendible if good cause for the extension is shown.

COMPETITIVE ENVIRONMENT OF THE INDUSTRY

         Wireless cable operators face competition from various entertainment outlets, especially cable television, and to a lesser extent, video cassette rental stores, broadcast television, direct satellite broadcast service and radio stations. In general, the success of a wireless cable operation depends on its ability to offer a competitive programming package at a lower cost than franchise cable. In the past, wireless operators have been hampered by an inability to obtain crucial cable programming such as HBO, Showtime and Disney on the pay tier, and such services as ESPN on the basic tier. Recent regulations and federal legislation have enabled, or will enable, wireless operators to obtain virtually all basic satellite and premium programming. In the few areas where both franchise cable and wireless cable services are provided, competition can be intense because wireless operators can offer a lower priced alternative to franchise cable television.

         The so-called "Cable Bill" that was passed by Congress in October, 1992 has created a much more favorable market for competition by wireless cable operators. The FCC recently adopted several rule changes designed to remove certain barriers to entry to wireless operators and promote more equal competition with franchise cable operators. These rule changes include the following: (a) easing of the multiple channel ownership restrictions to allow thirteen wireless channels to be owned by one owner in a single market; (b) banning a cable system's ownership of wireless cable systems in its franchise area, unless the area is otherwise unserved; (c) increasing transmission power limits to enhance signal quality; (d) allowing wireless cable operators to displace point-to-point uses by instructional operators grandfathered on eight of the wireless cable channels if suitable alternative spectrum is available;
(e) establishment of administrative procedures to authorize signal boosters, which include repeaters; and (f) allowing use of vacant instructional channels by wireless cable operators.

         The FCC has proposed standards by which to measure effective competition for franchise cable operations. Generally, in order to avoid having basic rates regulated, cable systems would have to meet one of the following criteria:

1. An independently owned, competing wireless video delivery system with multichannel capability must be available to 50% of the homes covered by the cable system, and subscriber penetration must be at least 10% of the homes covered.

2. Six unduplicated, over-the-air broadcast television signals must be available in the cable community, and cable penetration must be below 50%.

3. If there is no competitor in the market, the cable operator must provide a basic service tier at a price level comparable to areas where competition does exist.

         The Atlanta market currently does not meet any of the above criteria, and therefore is potentially subject to cable rate regulation by the FCC. However, recent federal legislation may affect these standards, although it is not expected by the Company to impact wireless operators in any way that is detrimental to their competitive ability. (See Government Regulation)

         The Company currently does not have any wireless cable competitors in Atlanta. However, wireless cable companies may enter the Atlanta market in the future. Under current regulatory conditions 13 general and 20 ITFS frequencies exist. Of these, the Company has licenses for 12 general frequencies and 16 ITFS frequencies and hopes to secure licenses for the additional frequencies. The Company believes that the number of available frequencies remaining may not be sufficient to provide an adequate amount of programming capacity to compete with either the Company or franchise cable companies. However, changes in existing laws, FCC regulations and policies or technology could increase the number of available frequencies or otherwise make entry into the Atlanta wireless cable market much more viable and attractive to competitors. Potential future regulatory changes which affect the allocation as well as number of wireless channels could also impact the competitive environment. In any event, the success of a competing wireless cable operator would be determined primarily by its ability to obtain a satisfactory number of wireless television channels.

         Management believes that the Company's current and future channel selections, which are and will probably continue to be in the near future fewer than its franchise cable competitors, will not adversely impact the Company due to its relatively lower monthly prices and management's belief that the Company's channel offerings represent most of the channels desired by typical subscribers. The Company's experience has been that there are typically less than 25 television channels desired by most subscribers. Thus, although the Company believes it would benefit from additional channel capacity/offerings, the Company also believes that additional channels are not required for its survival and success in its market niche.

         Direct broadcast service ("DBS") systems are satellite-based cable services which package and transmit cable television channels to subscribers with satellite dishes. DBS services are relatively new in the cable industry, and thus not many such companies exist. These services target rural and other areas not served by franchise or wireless cable. They do not carry local off-air broadcast programming, and require a substantial installation cost to subscribers.

         Wireless cable technology has several important advantages over DBS services. The most significant is a wireless cable system's ability to transmit local television signals and local services, such as a sports network. DBS cannot customize its channel offerings for various metropolitan areas within the country. In addition, many wireless systems, as well as franchise cable systems, have a head start of several years in capturing subscriber bases. Finally, the cost to a subscriber of installing DBS is believed to be significantly higher than installing wireless cable. DBS's advantage over wireless and franchise cable is that its broadcast area is unlimited and can reach subscribers in areas not accessible by wireless or franchise cable.

         Based upon the Company's research, the Company's franchise cable competitors and their approximate numbers of subscribers and available channel offerings currently in the Atlanta area are:

               Company                               Subscriber Size                    Channels
               -------                               ---------------                    --------
         Media One                                      550,000                            60
         North Dekalb Cable                              30,000                            61
         Time Warner Cable                               70,000                            58

Government Regulation

     On February 1, 1996, the United States Senate and House of Representatives passed the 1996 Telecom Act which would result in comprehensive changes to the regulatory environment for the telecommunications industry as a whole. Among other things, the legislation substantially reduces regulatory authority over hardwire cable rates. Another provision affords hardwire cable operators greater flexibility to offer lower rates to certain of its customers, and thereby permits cable operators to target discounts to the Company's customers or prospective customers.

     The 1996 Telecom Act permits telephone companies to enter the video distribution business, subject to certain conditions. The entry of local exchange carriers ("LECs") in the video distribution business within their telephone service areas, with their greater access to capital and other resources, could provide significant competition to the wireless cable industry, including the Company. In addition, the legislation affords relief to DBS by preempting the authority of local governments to impose certain taxes.

     The 1996 Telecom Act delegates to the FCC authority to adopt regulations implementing certain of its provisions. The Company cannot reasonably predict the substance of rules and policies to be adopted by the FCC or the effect of the legislation of any such rules on the Company's operations.

SUMMARY OF THE INDUSTRY

     The initiation of the FCC lottery, multiplicity of available channels, recent relaxation of certain regulatory restraints, a favorable regulatory environment and recent favorable federal legislation has made the possibility of assembling a competitive wireless cable system a relatively new phenomenon. The wireless cable industry was made possible in 1983 when the FCC reallocated a portion of the broadcast spectrum from 2500 to 2700 Megahertz, and modified its rules on the usage of this spectrum. This action created the ability for operators to implement a 33 channel broadcast package. Subsequent FCC rule modifications have further enhanced this area and spectrum, so that today there are many wireless cable systems in the United States. According to the Wireless Cable Association, wireless cable today serves approximately 1,000,000 subscribers in the United States.

INSTALLATIONS AND EQUIPMENT

     The Company's services consist of installation of reception and delivery equipment to provide programming. Equipment requirements vary, depending on the type of customer. Following are the basic equipment requirements for the various customers:

Multiple Dwelling Units

Off-Air Processing Equipment - Processes local broadcast television channels into the system.

Satellite Equipment - Picks up satellite signals from HBO, The Movie Channel, and other cable channels, and processes the signals into the system.

Receive Equipment - Picks up the signal from the Company's wireless transmitter, located on the NationsBank Plaza in Atlanta, Georgia, and processes this signal into the system.

Distribution Equipment - This is the hard wiring located on the private property to distribute the signals processed by the off-air, satellite and receive equipment to the individual units.

Single Family Dwellings

Local Off-Air Antennae - Receives and processes local channels.

MMDS Antenna and Down Converter - Receives and processes the signal from the "wireless" transmitters located on the NationsBank Plaza, and converts the signal from microwave frequency to the VHF frequency required by the television set-top converter.

Set-top Converter - Required for all televisions; decodes the wireless programming and is addressable, which gives it "pay-per-view" capabilities.

Commercial

Various combinations of the equipment described above are used in commercial applications, depending on the particular circumstances and requirements of the commercial customer.

PROGRAMMING

        Programming offered by the Company can be classified into two categories: Off-Air Broadcast Channels and Wireless Cable Channels. The Company provides a wide variety of programming, detailed below:

Off-Air Broadcast Channels  (10 Channels)
WAGA (FOX)                          CHANNEL 5                                   ATLANTA
WATL (IND)                          CHANNEL 36                                  ATLANTA
WGNX (CBS)                          CHANNEL 46                                  ATLANTA
WSB  (ABC)                          CHANNEL 2                                   ATLANTA
WTBS (IND)                          CHANNEL 17                                  ATLANTA
WVEU (IND)                          CHANNEL 69                                  ATLANTA
WXIA (NBC)                          CHANNEL 11                                  ATLANTA
WPBA (PBS)                          CHANNEL 30                                  ATLANTA
WGTV (PBS)                          CHANNEL 8                                   ATHENS/ATLANTA
WHSG (IND)                          CHANNEL 63                                  ROME

         These program channels are currently available to the Company at no cost and without licensure. However, pursuant to the Cable Bill, these programming providers can now charge for retransmission of their programming.

Wireless Cable Channels (24 Channels)
Cable News Network                 Nickelodeon
ESPN                               C-Span
TNN                                SportSouth
The Weather Channel                Showtime
BET                                CNBC
Discovery                          Home Box Office

WGN  Chicago Superstation          USA Network
The Atlanta Channel                Lifetime
The Family Channel                 MTV
CNN Headline News                  Arts & Entertainment Network
Country Music TV                   TNT
The Movie Channel                  A&E


         The Company has contracts for the above program channels which vary in term from one to five years and some of which are automatically renewable. This programming is generally available either from the originator and/or various distributors at competitive prices.

TECHNOLOGY

Following are the major components in the wireless cable system:

Program Originators - Transmit programming on microwave frequencies to a communications satellite.

Communications Satellite - Processes various communications signals and retransmits to receiving stations on earth.

Satellite Equipment - Receives microwave signals from communications satellites, which are processed by transmitter equipment to the main subscriber transmission site.

Transmitters and Tower - Processes signal received by satellite equipment, and transmits it to reception sites of subscribers.

Wireless Antenna - Located at the site of the subscriber, receives the microwave signal transmitted by the wireless cable operator.

Off-Air Antenna - Receives signals from local television stations.

Downconverter - Converts the microwave signals into VHF signals, which are compatible with television set-top converters.

Set-top Converters - Descrambles the wireless programming and is addressable, which allows for "pay-per-view" capabilities.

     The above components of the wireless cable system are readily available from several manufacturers. The Company purchases most of its components from the following manufacturers: Channel Master, Conifer Corp. EMCEE Broadcast Products, General Instruments, and Toner Cable Equipment, Inc.

     To date, the Company has been able to obtain the necessary equipment within reasonable order and delivery time periods.

CUSTOMER PROFILE

     The Company has defined its customers based on three classifications: multiple dwelling units, commercial and single family dwelling units. The Company has defined its target markets for each of these classes as follows:

Multiple Dwelling Units

         In general, the Company seeks to target residential developments that cater to mid-to-upper income, young professionals and are well managed and maintained, which typically results in higher occupancy rates and lower credit risks. In addition, targeted developments include those which maintain a high occupancy rate, a large number of tenants, an average tenant turnover time of two years and those willing to enter into a ten year contract to allow maximum return on installation costs. Residential complexes in the development stage are also targeted to take advantage of reduced equipment and wiring installation costs during the construction phase. Multiple dwelling developments in the North Atlanta area meet many of the Company's criteria, and thus will be the focus of much of its marketing and customer development efforts. The Company currently serves 40 multiple dwelling developments containing approximately 14,000 total units, of which approximately 8,300 are currently subscribers.

Commercial

         The Company's primary commercial subscribers include hotels and office buildings; secondary subscribers include hospitals, universities and retirement homes, which require more extensive marketing due to governmental and administrative regulations governing these institutions. Typical potential hotel customers are those operated by smaller franchise operators, such as Suburban Lodge and Econo Lodge, which typically have 100 to 150 units. These types of hotel chains are often not viable targets for franchise cable operators because of the cost of installing hard-wiring to their locations, which are sometimes in remote areas. Office buildings, especially taller ones, minimize any line of sight problems. Restaurants, commercial buildings, car dealerships, doctors' offices and any commercial subscribers who are sensitive to quality of service and price are also potential commercial subscribers. The Company currently has approximately 725 commercial subscribers.

Single Family Dwellings

         Potential single family dwelling customers are limited to those within a thirty-five mile radius and with a good line of sight to the transmission tower, due to signal reception limitations. Otherwise potential customers in areas with hills or other obstructions may not be accessible. The Company currently has approximately 25 single family dwelling subscribers and has deferred further expansion of this market pending further review of digital transmission.

      Approximately 90% of the Company's revenue is derived from multiple dwelling unit contracts. Although no individual multiple dwelling contract produces in excess of 10% of the Company's revenue, Post Properties, Inc. and Wilwat Properties, Inc., multiple dwelling operators, exercise control over groups of apartment complexes, each of which exceeded 10% of the Company's revenue.

SOURCES AND DELIVERY OF CABLE TELEVISION PROGRAMMING

         The distribution channels for programming, followed by textual explanations of each, are as follows:

Programming Suppliers

         Programming suppliers originate television programming and transmit it via satellites. They also sell the right to receive and rebroadcast their programming to cable operators. These companies include Home Box Office, Cable News Network, Turner Broadcasting System, The Movie Channel and Showtime. The general trend is toward servicing world markets, with CNN representing the market leader in this respect. Legislation regulates program suppliers, restricting them from discriminating against private and wireless cable companies in terms of price and program availability. This legislation allows networks, through their affiliated local stations, to charge fees to cable companies for the rebroadcast of network programming to cable subscribers.

Franchise Cable Companies

         Franchise cable companies were the original entrants into the market and have large subscription bases. In addition to programming costs, they must pay for the use of public right-of-ways for cable wiring to customer locations. Some of these companies have ownership interests in programming suppliers, but can no longer affect pricing and distribution for competitive wireless and private operators, as has been the case in the past. In general, most of these companies have operated with little competition for several years, resulting in many cases in high profitability and market penetration. Large initial capital expenditures required to provide cable for an area effectively limits distribution to markets with dense populations and high subscription rates. In metropolitan areas, franchise cable companies have designated territories for which services are provided. Most municipalities grant franchises to cable companies to use public right-of-ways, and many have historically granted exclusive rights to a single cable operator, resulting in exclusive territories with no competition among franchise cable operators.

Private Cable Companies

         Private cable companies operate on private property, such as hotels, hospitals or apartments. They have the capability of customizing the programming to their particular community needs. These operators do not serve a significant part of the Atlanta market.

Other Cable Companies

         This category is comprised of various, fragmented cable providers, including the home satellite dish market and companies that specialize in pay-per-view events distributed to particular market niches.

Wireless Cable Companies

         Wireless cable companies had their inception in 1983 when the FCC allowed licensing for multichannel distribution of television signals by a licensee. Prior to this, licensing was only available for single channel distribution. These companies began entering the urban and suburban markets as competitors to franchise cable operators approximately ten years ago. Typically, wireless cable companies penetrate the single family dwelling market first, then seek entry into other markets, including multiple dwelling units and commercial properties. These companies compete with franchise cable companies in existing service areas and also seek to develop areas not serviced by franchise cable companies. In general, the customer bases of wireless cable companies are relatively small compared with better established franchise cable operations.

DEVELOPMENT PLAN

     The channel capacity of the Company is expected to be expandable through the application of digital compression technology. Digital compression is a technology that essentially forces more signal over existing spectrum by dramatically compressing and then reassembling the signal. Compression ratios of up to 10-to-1 may be achievable. With such ratios, the Company will be able to provide extensive programming line-ups, with a full channel complement. The Company could offer 168 channels with a 6-to-1 compression ratio.

     As soon as is practical, the Company plans to offer a digital package with 100-150 channels. A basic digital package will be priced, comparable to the price of the expanded basic package of the Company's primary franchise cable competitor, MediaOne. As with the franchise cable operator, the Company will offer premium channels, pay-per-view and other services at an additional charge to subscribers. The Company believes it will be able to provide a higher quality, comparably priced product with better channel selection than similar franchise cable service packages. These development plans will require significant funds in addition to funds provided from operations. The Company will have to secure these additional funds to cover the capital needs of additional growth. The Company has entered into a definitive agreement with BellSouth Corporation for the acquisition by BellSouth Corporation of the outstanding stock of the Company. If this transaction should fail to close, it is anticipated that these additional funds will be available through either the debt or equity market.

MARKET NICHE

     The Company, at present, sells its services almost exclusively to multiple dwelling units. The Company's expansion plans call for penetration into the single family dwelling and commercial markets. The Company has a niche in the cable television market due to the following factors:

Price

     The Company plans to compete on a basis of price in all markets. Current prices are approximately 25% less than franchise cable companies. Development of wireless cable companies in other cities has shown that price is a factor in the customer's choice of cable provider in all markets.

Customer Service

         The Company plans to continue to place a high priority on customer service. In the past, the Company's willingness to work with developers during the development phase of construction projects has allowed it to successfully compete with the franchise cable companies. The Company also plans to place that priority on customer service in the single family dwelling and commercial markets.

Cost Structure of Competitors

         Management believes that its competitors have a high cost structure for providing cable services to low density population areas and in areas where cable lines have not already been installed. The cost of laying cable for a franchise cable operator is believed to be up to $2,000 per subscriber which makes providing cable to certain commercial and single family dwellings somewhat commercially unfeasible. The Company's cost of providing cable services to these consumers is approximately $500 for single family dwellings and up to $1,000 for commercial subscribers. Wireless technology eliminates the need for costly wiring employed by competitors and allows the Company to service subscribers effectively.

Reliability of Service

     Because wireless cable technology does not involve miles of wiring which is subject to various mishaps, wireless cable service is believed to be more reliable. Due to the elimination of much of the cable wire and other equipment used by franchise cable, wireless cable operations are typically not subject to breaks in service caused by weather and other damage.

BARRIERS TO COMPETITION

     The Company's management believes that its primary competitors over the next several years will be the franchise cable companies as a result of the difficult barriers to other potential wireless cable competitors. Following are the principal barriers that, in management's judgment, will prevent any other competitors from entering the market.

Unavailability of Wireless Channels

     In addition to the ten off-air broadcast channels offered by the Company, it has licenses for twenty eight wireless cable frequencies. In total, there are 33 frequencies designated by the FCC for utilization by wireless cable operators. Management believes that the remaining 5 frequencies would most likely not provide enough programming variety for another seriously competitive wireless operator in the Atlanta metro area.

Capital

     Establishment of a cable company typically requires substantial amounts of capital at start up and for continuing operations.

ITEM 2.           DESCRIPTION OF PROPERTY

     The Company's present operations are managed from its office and warehouse facility located in Norcross, Georgia. The 12,000 square foot facility houses all of the Company's functions, including customer service, technical staff, marketing staff and administrative functions. This facility is leased under a lease which expires in November 1997. Comparable facilities are readily available in the Atlanta area at competitive prices.

     The Company has a lease agreement with CSC Associates, L.P. ("CSC") for placement of its television signal transmission and processing equipment on top of Nations Bank Plaza, the tallest building in Atlanta, Georgia. The initial term of the lease is for seven years beginning May 31, 1996 and is self-renewing from year to year after the initial term, subject to ninety (90) days written notice of cancellation, by either the Company or CSC, prior to each anniversary date. The monthly rent during the initial term is $9,115.00 for 28 channels. Additional channels can be added, with rent increasing at a rate of $300.00 per channel per month. After the first year of the lease, the monthly lease rate is subject to adjustment based on increases in the Consumer Price Index.

         The Company's satellite and microwave dish facility is located at 1575 Sheridan Road in Atlanta, Georgia. This property is under a lease with Video Tape Associates, Inc. which began June 7, 1991 and initially expired on June 6, 1994. The lease may be renewed for two additional three year terms and is currently under a renewal term. The monthly rent during the initial three year term is $1,500; the rent is increased during the renewal terms according to the U.S. Department of Labor, Consumer Price Index. The Company may terminate the lease if the facilities are not satisfactory for its intended purposes, or if it no longer has all the necessary certificates, permits, licenses, zoning and other requirements necessary for its business operations. The Lessor may terminate the lease if the Company does not pay rent as specified.

     The Company's current properties are suitable and adequate for its operations.

ITEM 3.           LEGAL PROCEEDINGS
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

                                    PART II.


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the NASDAQ Small-Cap System under the symbol WCAI. The high and low sales prices of the common stock, based on the trade prices, were as follows:


                                         High            Low
Quarter Ended March 31, 1995            10.50            7.25
Quarter Ended June 30, 1995             10.75            8.00
Quarter Ended September 30, 1995        12.25            7.75
Quarter Ended December 31, 1995         12.75           10.25
Quarter Ended March 31, 1996            11.50            8.75
Quarter Ended June 30, 1996             18.00            9.50
Quarter Ended September 30, 1996        16.50           13.50
Quarter Ended December 31, 1996         18.50           12.75

         The Company has paid no common stock dividends.

         As of March 1, 1997, the approximate number of shareholders of record was 800.

         The Company has no restrictions on its ability to pay dividends on its common stock, except that all dividends on Series A Preferred Stock declared or accrued must have been paid or set aside for payment before any dividends can be paid on common stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         The following table sets forth items from the Company's Statement of Income as percentages of net revenue:


                                           PERCENT

                                1994         1995       1996
                               -----        -----      -----
Revenue                         100%         100%       100%
Service Costs                  57.6         65.1       68.1
Selling, general and           52.9         43.0       38.3
administrative
Depreciation and amortization  17.2         22.1       26.0
Other (income) expense         (1.7)        (1.0)      (2.4)
Loss, before income taxes      26.0         29.2       29.9

         Revenue increased 15% to $3,285,000 in 1995. Although the number of subscribers increased from 8,200 to 8,500 in 1995, the increase in revenue was due primarily to an increase in subscriptions to premium channels.

         Service costs for 1995 increased by 7.5% of revenue. The primary reason for this increase was increased programming costs related to the increase in premium channel subscriptions. There was also an increase in tower rental and channel lease costs due to the addition of 16 new wireless channels during 1995.

         Selling, general and administrative expense decreased by 9.9% of revenue in 1995. Approximately 7% of this decrease was due to the elimination of costs related to the advertising sales department and single family home marketing costs. The Company has deferred single family home expansion while it continues to study the improvements associated with digital signal transmission. The balance of this decrease was primarily due to reduced professional fees and travel expense.

         Revenue increased 8% to $3,545,000 in 1996. This increase was due primarily to an increase in the number of subscribers from 8,500 to 9,000.

         Service costs for 1996 increased by 3.0% of revenue. This increase was due primarily to an increase in tower rental and channel lease costs due to the addition of 16 new wireless channels during the fourth quarter of 1995.

         Selling, general and administrative expense decreased by 4.7% of revenue. This decrease was due to a full year's reduction in marketing, selling and administrative salaries and benefits due to the elimination of the advertising sales department and single family home marketing costs during 1995. The Company has deferred single family home expansion to study the improvements associated with digital signal transmission.

         The deferred tax benefit increased by $359,147 during 1996. The basis for deferring tax benefits is an excess of appreciated asset value over the tax basis of the Company's net assets in an amount sufficient to realize the deferred tax asset and projected future profitable operations. Management forecasts that the current cumulative net operating loss carryforward will be utilized by 2002 when the first net operating loss carryforward expires.

GENERAL

         Currently, most of the Company's subscribers result from contracts, which typically have an initial term of ten years, with 40 apartment complexes. Upon expiration of the initial term, these contracts automatically convert to month to month contracts unless they are extended or canceled. Capital costs related to these contracts are written off during the initial term. The Company continues to add new contracts and has not had a significant amount of contracts canceled. Any future contract cancellations should not have a material impact on operations since the Company is adding new contracts and should not have a significant number of cancellations in any one year.

         The Company currently has agreements to provide a competitive lineup of 38 channels of programming to its customers. The lineup consists of 28 microwave delivered channels and 10 locally broadcast channels. During the fourth quarter of 1995, the Company relocated its transmission site to NationsBank Plaza, the tallest building in Atlanta and increased its transmission power from 10 to 50 watts.

LIQUIDITY AND CAPITAL RESOURCES

         On March 1, 1995, the Company executed an agreement with Applied Video Technologies, Inc. for the purchase of $3,500,000 of convertible preferred equity. Under the terms of the agreement, $2,100,000 was invested in 1995 and $1,400,000 in January 1996.

         As soon as is practical, the Company plans to offer a digital package with 100-150 channels. A basic digital package will be priced comparable to the price of the basic package of the Company's primary franchise cable competitor. As with the franchise cable operator, the Company will offer premium channels, pay-per-view and other services at an additional charge to subscribers. The Company believes it will be able to provide a higher quality, comparably priced product than similar franchise cable service packages. These development plans will require significant funds in addition to funds provided from operations. The Company will have to secure these additional funds to cover the capital needs of additional growth after 1996.

         On February 11, 1997, the Company entered into a definitive agreement with BellSouth Corporation for a merger with BellSouth. Upon signing, BellSouth made a $1,000,000 non-interest bearing advance to the Company which is repayable on December 31, 1998. If this transaction should fail to close, it is anticipated that additional funds for the Company's expansion plans will be available through either the debt or equity market.

         The above statements are based on current expectations. These statements are forward looking and actual results may differ materially.

ITEM 7.          FINANCIAL STATEMENTS

     The information required by this item is contained on Pages F-2 to F-12 of this Annual Report on Form 10KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item is incorporated by reference to the Company's 1996 Proxy Statement.

                                   PART III.

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in owndership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such officers, directors and 10 percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

               Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10 percent shareholders were complied with.

ITEM 10.       EXECUTIVE COMPENSATION

               The following tables set forth the annual compensation of the Company's Chief Executive Officer and all officers whose total annual salary and bonus exceeded $100,000 for services to the Company in all capacities during any year for the three years ended December 31, 1996:

                           SUMMARY COMPENSATION TABLE



                                                                                         OTHER ANNUAL
NAME & PRINCIPAL POSITION                   YEAR       SALARY             BONUS          COMPENSATION
-------------------------                   ----       ------             -----          ------------
Ricky C. Haney, President                   1996      $117,876           $8,500                  (1)
                                            1995       102,638              -            $11,056 (2)
                                            1994       103,700            1,700           11,516 (3)

Richard L. Kendrick,
Senior Executive
Vice President                              1996       117,876            8,500                  (1)
                                            1995       102,638              -                    (1)
                                            1994       103,700            1,700                  (1)

Allan H. Rudder
Executive Vice President                    1996       110,912            8,500                  (1)
                                            1995        96,600              -                    (1)
                                            1994        97,600            1,700                  (1)

(1)  Did not exceed 10% of salary and bonus total.
(2)  Includes $6,000 auto allowance and $5,056 health insurance reimbursement.
(3)  Includes $6,000 auto allowance and $5,516 health insurance reimbursement.

                                     III-1

                              EMPLOYMENT CONTRACTS

         In September 1993, the Company entered into five year agreements with Ricky C. Haney, Richard L. Kendrick, and Allan H. Rudder which provide for a minimum base salary of $102,000, $102,000 and $96,000 respectively. The agreements provide for a severance payment equal to the remaining contract term base salary in the event of termination without cause. The agreements also provide for a $6,000 annual auto allowance and minimum annual base salary increases of five percent.

                               STOCK OPTION TABLE

                      NUMBER OF UNEXERCISED OPTIONS                 VALUE OF UNEXERCISED IN-THE-MONEY
        NAME &            AT DECEMBER 31, 1996                         OPTIONS AT DECEMBER 31,1996
       PRINCIPAL
       POSITION     EXERCISABLE           UNEXERCISABLE          EXERCISABLE             UNEXERCISABLE
       ---------    -----------           -------------          -----------             -------------
    Allan H. Rudder

    Executive Vice
      President        44,000                16,000                $530,000                 $182,500



     ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Preferred Stock as of March 1, 1997 (i) by each person who is known by the Company to own beneficially more than 5 percent of the Company's Common Stock and Preferred Stock, (ii) by each of the Company's directors, and (iii) by all directors and executive officers who served as directors or executive officers at March 1, 1997 as a group.


                                                                     SHARES BENEFICIALLY OWNED
                                                                     -------------------------
DIRECTORS, OFFICERS AND 5
PERCENT SHAREHOLDERS                                  COMMON STOCK                       PREFERRED STOCK
--------------------                                  ------------                       ---------------
                                                NUMBER            PERCENT            NUMBER           PERCENT
                                                ------            -------            ------           -------
PRINCIPAL SHAREHOLDERS

Ricky C. Haney
9235 Mainsail Drive
Gainesville, Georgia  30506                   305,000(5)           16.77%

Richard L. Kendrick
2310 Golden Eagle Lane
Lawrenceville, Georgia  30245                 294,000(3)           16.17%

R.S. Operators, Inc.
P.O. Box 1857
Cumming, Georgia  30130                       278,750(1)           15.33%

Digital Funding of Atlanta,
L.L.C.
230 East High Street
Charlottesville, Virginia  22901                                                     41,734             100%

                                     III-2

                                                                     SHARES BENEFICIALLY OWNED
                                                                     -------------------------

DIRECTORS, OFFICERS AND 5
-------------------------
PERCENT SHAREHOLDERS                                  COMMON STOCK                       PREFERRED STOCK
--------------------                                  ------------                       ---------------
                                                NUMBER            PERCENT            NUMBER           PERCENT
                                                ------            -------            ------           -------
DIRECTORS

Ricky C. Haney                                305,000(5)           16.77%
Richard L. Kendrick                           294,000(3)           16.17%
Allan H. Rudder                               359,750(2)           19.78%
R. Ted Weschler                                                                      41,734(4)          100%

All Directors and Executive
Officers as a group (4 persons)               958,750              52.72%            41,734             100%

(1) Mr. Ray Stevenson, III, President and majority owner of R.S. Operators, Inc., a real estate and other investment firm, is the beneficial owner of these shares.

(2) Includes options to purchase 46,000 shares currently exercisable, 2,000 shares owned by Mr. Rudder's wife, and 278,750 shares owned by R. S. Operators, Inc. Mr. Rudder is Secretary, Treasurer and a Director of R.S. Operators, Inc. See (1) above.

(3) Includes 26,020 shares owned by Mr. Kendrick's wife and 6,960 shares owned by his children.

(4) Includes 41,734 shares of Preferred Stock owned by Digital Funding of Atlanta, L.L.C. Mr. Weschler is the administrative agent of Digital Funding of Atlanta, L.L.C.

(5) Includes 47,230 shares owned by Mr. Haney's wife and 5,540 shares owned by his children.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not Applicable

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits: The exhibits listed on the following index to exhibits are contained in separate volume.

                  Exhibit No.   Description of Exhibit
                  -----------   ----------------------
                          3     Articles of Incorporation and by-laws(2)
                        3.1     Amendment to Articles of Incorporation Dated
                                  March 1, 1995 (3)
                       10.1     Communications Site Access Agreement(2)
                       10.2     Employment Contract-Ricky C. Haney(2)
                       10.3     Employment Contract-Richard L. Kendrick(2)
                       10.4     Employment Contract-Allan H. Rudder(2)
                       10.5     Incentive Stock Option Plan(2)
                       10.6     Telecommunications Terminal Site Access
                                  Agreement with Assignment (1)
                       10.7     Letter Agreement - Video Tape Associates,
                                  Inc. (1)

                                    III-3

                       10.8     Federal Communications Commission licensure
                                  documents (1)
                       10.9     Satellite Television Programming
                                  Agreement - SMATV Private Cable System(1)
                       10.10    MMDS Affiliate Agreement - Cable News
                                  Network, Inc. (1)
                       10.11    Affiliation Agreement - USA Network (1)
                       10.12    SMATV Private Cable Distribution Agreement -
                                  Cable News Network, Inc. (1)
                       10.13    SMATV Service Agreement - Showtime (1)
                       10.14    MMDS Affiliation Agreement - Lifetime (1)
                       10.15    SMATV Agreement - The Discovery Channel (1)
                       10.16    SMATV Affiliate Agreement - Arts &
                                  Entertainment Cable Network (1)
                       10.17    Satellite Television Programming Agreement -
                                  SMATV Private Cable System (1)
                       10.18    Residential Multipoint Distribution Service
                                  License Agreement - ESPN, Inc. (1)
                       10.19    MMDS Showtime Service Agreement -
                                  Showtime (1)
                       10.20    Affiliate Agreement - SportSouth Network,
                                  Ltd. (1)
                       10.21    12% Cumulative Convertible Redeemable
                                  Preferred Stock, Series A and Warrant
                                  Purchase Agreement Dated March 1, 1995 (3)
                       10.22    ITFS Excess Capacity Airtime Lease Agreement
                                  Dated September 14, 1995 (4)
                       10.23    ITFS Excess Capacity Airtime Lease Agreement
                                  Dated November 10, 1994 (4)
                       10.24    Agreement and Plan of Reorganization among
                                  BellSouth Corporation, BellSouth WCA (5)
                       22       Subsidiaries of the Company(2)

                       27       Financial Data Schedule (for SEC use only).

          (1) Filed as an exhibit to the Company's Form 1-A dated May 4, 1993 and is incorporated herein by reference.

          (2) Filed as an exhibit to the Company's Form 10KSB for the year ended December 31, 1993 and is incorporated herein by reference.

          (3) Filed as an exhibit to the Company's Form 10KSB for the year ended December 31, 1994 and is incorporated herein by reference.

          (4) Filed as an exhibit to the Company's Form 10KSB for the year ended December 31,1995 and is incorporated herein by reference.

          (5) Filed as an exhibit to Schedule 13D filed February 11, 1997 and is incorporated herein by reference.

b. Reports on Form 8K: A report on Form 8K was filed by the Company on November 8, 1996 reporting the signing of a letter of intent with BellSouth Corporation for the acquisition of the Company by BellSouth Corporation.

                                     III-4

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wireless Cable of Atlanta, Inc.
                                                  (Registrant)

                              By:         \s\ Ricky C. Haney
                                          ---------------------------------
                                                  Ricky C. Haney
                                              Chief Executive Officer

Date:      March 24, 1997
           --------------
         In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\Ricky C. Haney                         By:
   ------------------------------                ----------------------------
         Ricky C. Haney                              R. Stanley Allen
Chief Executive Officer and Director                      Director

Date: March 24, 1997                        Date:
     ----------------------------                -----------------------------
By: \s\Richard L.Kendrick
    -----------------------------             By:
         Richard L. Kendrick                     -----------------------------
Senior Executive Vice President and                 R. Ted Weschler
             Director                                   Director

Date: March 24, 1997                        Date:
     ----------------------------                -----------------------------
By: \s\Allan H. Rudder
    -----------------------------
         Allan H. Rudder
Executive Vice President, Principal
Financial Officer, Principal Accounting
         Officer and Director

Date: March 24, 1997
     ----------------------------



                                     III-5

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY

                         INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiary are submitted herewith in response to Item 7:

Reports of independent public accountants                                                        F-2

Consolidated balance sheets as of December 31, 1995 and 1996                                     F-4

Consolidated statements of operations for the years ended
December 31, 1995 and 1996                                                                       F-5

Consolidated statements of changes in stockholders' equity for
the years ended December 31, 1995 and 1996                                                       F-5

Consolidated statements of cash flows for the years ended
December 31, 1995 and 1996                                                                       F-6

Notes to consolidated financial statements                                                       F-7

                    [BLACKWELL, POOLE & COMPANY LETTERHEAD]

                         Independent Auditor's Report

To the Board of Directors
  and Stockholders
Wireless Cable of Atlanta, Inc. and Subsidiary
Atlanta, Georgia

         We have audited the accompanying consolidated balance sheet of Wireless Cable of Atlanta, Inc. and Subsidiary as of December 31, 1995, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wireless Cable of Atlanta, Inc. and Subsidiary as of December 31, 1995, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    Blackwell, Poole & Company
                                                   Certified Public Accountants

Atlanta, Georgia
January 31, 1996

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Wireless Cable of Atlanta, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of WIRELESS CABLE OF ATLANTA, INC. AND SUBSIDIARY (a Georgia corporation) as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wireless Cable of Atlanta, Inc. and subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 14, 1997

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND 1996

                        ASSETS                       1995           1996
                                                     ----           ----
CURRENT ASSETS:

     Cash and cash equivalents                $   133,000    $   147,471
     Accounts receivable                           69,039         35,212
     Other current assets                         188,035        171,515
                                              -----------    -----------
                    Total current assets          390,074        354,198
                                              -----------    -----------
PROPERTY AND EQUIPMENT:

     Cable systems and equipment                5,930,531      7,181,822
     Furniture and office equipment               473,551        601,199
                                              -----------    -----------
                                                6,404,082      7,783,021
     Less accumulated depreciation             (2,516,327)    (3,316,238)
                                              -----------    -----------
                                                3,887,755      4,466,783
                                              -----------    -----------
OTHER ASSETS:

     Deferred licensing costs                     204,000        136,000
     Deferred tax benefit                         969,941      1,267,754
     Other                                        192,392        107,488
                                              -----------    -----------
                                                1,366,333      1,511,242
                                              -----------    -----------

                    Total assets              $ 5,644,162    $ 6,332,223
                                              ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts  payable                        $   184,832    $   339,893
     Accrued expenses and liabilities             229,889        265,850
                                              -----------    -----------

                   Total current liabilities      414,721        605,743
                                              -----------    -----------

PREFERRED STOCK                                 2,121,214      3,733,155
                                              -----------    -----------
STOCKHOLDERS' EQUITY:
     Common stock of $1 par,

       Authorized 10,000,000 shares
       Issued and outstanding: 1,770,000 shares
       in 1995 and 1,772,600 shares in 1996     1,770,000      1,772,600
     Paid in capital                            3,494,457      3,516,707
     Accumulated deficit                       (2,156,230)    (3,295,982)
                                                ---------      ---------
                                                3,108,227      1,993,325
                                                ---------      ---------

 Total liabilities and stockholders' equity   $ 5,644,162    $ 6,332,223
                                                =========      =========

   The accompanying notes are an integral part of these financial statements.

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                                   1995           1996
                                                                                   ----           ----
Revenues                                                                    $ 3,284,816    $ 3,545,611
                                                                            -----------    -----------
Costs and expenses:

     Service costs                                                            2,139,431      2,414,484

     Selling, general and administrative                                      1,413,940      1,357,375

     Depreciation and amortization                                              727,400        920,612
                                                                            -----------    -----------
                                                                              4,280,771      4,692,471
                                                                            -----------    -----------
                     Loss from operations                                      (995,955)    (1,146,860)
                                                                            -----------    -----------
Other  income                                                                    38,384         85,005
                                                                            -----------    -----------
                     Loss before income taxes                                  (957,571)    (1,061,855)

Deferred income tax benefits                                                    317,903        359,147
                                                                            -----------    -----------
                      Net loss                                                 (639,668)      (702,708)
                                                                            -----------    -----------
Preferred dividend requirements                                                (157,600)      (437,044)
                                                                            -----------    -----------
                     Net loss applicable to common shares                   $  (797,268)   $(1,139,752)
                                                                            ===========    ===========
                     Weighted average number of common shares outstanding     1,740,000      1,771,000

                     Net loss per common share outstanding                  $     (0.46)   $     (0.64)
                                                                            ===========    ===========




          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996



                               NUMBER OF    $1 PAR      PAID-IN    ACCUMULATED
                                 SHARES      VALUE      CAPITAL      DEFICIT      TOTAL
                               ---------   ---------   ---------   ----------   ---------
Balance, December 31, 1994     1,729,000  $1,729,000  $3,229,207  $(1,358,962) $3,599,245
Stock options and warrants        41,000      41,000     265,250            -     306,250
Preferred stock dividends              -           -           -     (157,600)   (157,600)
Net (loss)                             -           -           -     (639,668)   (639,668)
                               ---------  ----------  ----------  -----------  ----------
Balance, December 31, 1995     1,770,000  $1,770,000  $3,494,457  $(2,156,230) $3,108,227
Stock options                      2,600       2,600      22,250            -      24,850
Preferred stock dividends              -           -           -     (437,044)   (437,044)
Net (loss)                             -           -           -     (702,708)   (702,708)
                               ---------  ----------  ----------  -----------  ----------
Balance, December 31, 1996     1,772,600  $1,772,600  $3,516,707  $(3,295,982) $1,993,325
                               =========  ==========  ==========  ===========  ==========


  The accompanying notes are an integral part of these financial statements.

                 WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                                                        1995           1996
                                                                                        ----           ----
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net (loss)                                                                  $  (639,668)   $  (702,708)
          Adjustments to reconcile net loss to net cash provided by (used for)
          operating activities:
          Depreciation and amortization                                              727,400        920,612
          Decrease in receivables                                                     12,439         33,827
          Increase in other current assets                                          (149,636)       (59,425)
          Increase in other assets                                                  (391,216)      (212,909)
          Increase (decrease) in accounts payable and accrued expenses              (301,104)       101,135
                                                                                 -----------    -----------

          Net cash provided by  (used for) operating activities                     (741,785)        80,532
                                                                                 -----------    -----------
CASH FLOWS (USED FOR) INVESTING ACTIVITIES:
           Purchase of equipment                                                  (1,762,482)    (1,431,640)
                                                                                 -----------    -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

          Proceeds from common stock issue                                           306,250         24,850
          Proceeds from preferred stock issue, net of  issue costs                 1,963,614      1,340,729
                                                                                 -----------    -----------
          Net cash provided by financing activities                                2,269,864      1,365,579
                                                                                 -----------    -----------

          Net increase (decrease) in cash                                           (234,403)        14,471
          Cash and cash equivalents, beginning of year                               367,403        133,000
                                                                                 -----------    -----------
          Cash and cash equivalents, end of year                                 $   133,000    $   147,471
                                                                                 ===========    ===========
               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:

     Interest                                                                    $      --      $      --
                                                                                 ===========    ===========
     Income taxes                                                                $      --      $      --
                                                                                 ===========    ===========
FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH:
     Preferred stock dividends                                                   $   157,600    $   437,044
     Cash paid                                                                          --             --
                                                                                 -----------    -----------
    Liabilities incurred                                                         $   157,600    $   437,044
                                                                                 ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies:

               Wireless Cable of Atlanta, Inc. and Subsidiary ("Company") provides cable television service to multiple dwelling, single family and commercial subscribers in the Atlanta, Georgia area. The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the Company's industry. The following is a description of the more significant of those policies.

               The accompanying consolidated financial statements include the accounts of Wireless Cable of Atlanta, Inc., and its wholly owned subsidiary Vidcomm, Inc. Intercompany transactions and balances have been eliminated in consolidation.

               Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts and disclosures in the financial statements. Actual results could vary from the estimates that were used.

               The cost of property and equipment is depreciated over the estimated useful lives of the related assets, generally seven years. Depreciation is computed on the straight-line method and accelerated methods for financial reporting purposes and for income tax purposes, respectively. Depreciation charged to operations amounted to $659,400 and $852,612 in 1995 and 1996, respectively.

               The Company has entered into a channel frequency lease agreement which requires payments based on the greater of a minimum payment or a cost per subscriber. Costs in excess of the cost per subscriber component of the lease were capitalized as deferred licensing costs prior to 1994, consistent with the principles set forth in the Statement of Financial Accounting Standards ("SFAS") No. 51. These capitalized costs are being amortized over a five-year period commencing in 1994. Amortization charged to operations amounted to $68,000 in 1995 and 1996 each.

               Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment is sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

               The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123,"Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 3.

               The Company sponsors a 401(k) employee benefit plan. All employees are eligible for participation after one year of employment and may contribute the maximum allowable under the plan. The Company does not contribute to the plan.

               Cash equivalents at December 31, 1995 and 1996 was a certificate of deposit in the amount of $50,000. The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

2.      Operating Leases:

               The Company leases an office and warehouse facility under an operating lease expiring in November 1997. Rent expense for 1995 and 1996 was $64,962 and $67,854, respectively.

               The Company has a lease agreement for its satellite and microwave dish facility which will expire June 6, 1997 and may be renewed for an additional three year term. The lease provides for a monthly rent of $1,500 and is subject to increase based on increases in the Consumer Price Index. Lease expense for 1995 and 1996 was $18,000 each.

               The Company has a lease agreement for placement of its television signal transmission and processing equipment which will expire May 31, 2003. The lease provides for a monthly rent of $9,925 which is subject to increase due to the addition of channels and an increase in the Consumer Price Index. Lease expense for 1995 and 1996 was $55,445 and $110,018, respectively.

               The Company has lease agreements for five wireless cable channels which will expire February 28 and July 16, 2001. The leases provide for a monthly rent based on the number of subscribers receiving a signal with a minimum annual rental of $128,544. Lease expense for 1995 and 1996 was $96,000 and $126,542, respectively.

               The Company has a lease agreement for excess capacity airtime of four ITFS wireless cable channels which will expire July 19, 2007. The lease provides for a monthly rent based on the number of subscribers receiving a signal with a minimum annual rental of $7,560. Any renewal is subject to negotiations. There was no lease expense for 1995 and 1996 lease expense was $10,403.

               The Company has a lease agreement for excess capacity airtime of twelve ITFS wireless cable channels which will expire March 31, 2006. The lease provides for a monthly rent based on the number of subscribers receiving a signal with a minimum annual rental of $36,000. Any renewal is subject to negotiation, however, the Company has a right of first refusal on any competing proposal from any commercial entity. Lease expense for 1995 and 1996 was $10,500 and $36,000, respectively.

               Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 1996 for the next five years and in the aggregate are:

               Year Ended December 31:                      Amount
               ----------------------                    ----------
                      1997                               $  362,404
                      1998                                  291,204
                      1999                                  291,204
                      2000                                  291,204
                      2001                                  188,408
                      2002 and thereafter                   363,620
                                                         ----------
        Total minimum future rental payments             $1,788,044
                                                         ==========

     3. Stock Options and Warrants:

               In 1992, the shareholders approved the formation of a Stock Option Plan for key employees to be implemented by the Board of Directors. Under the approved terms of the plan, options to purchase shares of the Company's common stock will be granted at a price not less than the fair market value of the stock at the date the key employee becomes eligible under the plan. Options may be exercised over a five year period not to exceed 20% per year on a cumulative basis. At December 31,1996, options had been granted to five key employees for an aggregate of 71,900 shares at option prices ranging from $6.25 to $14.00 per share (average $7.21) and 49,100 shares (average $6.85) were exercisable. At December 31, 1996, there were 24,500 shares available for future grants under the plan. 1,000 shares were exercised during 1995 and 2,600 during 1996. Also 3,000 shares under option were canceled in 1996. In addition, warrants to purchase 40,000 shares of common stock at a price of $7.50 per share were exercised during 1995. These stock options have not been included in the weighted average number of shares outstanding as they would be anti-dilutive.

               The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995: risk-free interest rate of 6.72 percent, expected life of 5 years, dividend rate of zero percent, and expected volatility of 55 percent. Using these assumptions, the fair value of the stock options granted in 1995 is $119,048, which would be amortized as compensation expense over five years--the vesting period of the options. There were no stock options granted in 1996. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                                1995        1996
                                ----        ----
        Net Loss

               As reported      $797,268    $1,139,752
               Pro forma        $815,163    $1,169,514
        Net loss per share
               As reported      $   0.46    $     0.64
               Pro forma        $   0.47    $     0.66

          Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

4.   Income Taxes:

          Deferred income taxes are provided for temporary differences in the bases of assets and liabilities between financial reporting and income tax reporting. The temporary differences result from a basis of accounting for financial reporting different from that used for income tax reporting and different methods and periods used to calculate depreciation.

          The components of the deferred income tax benefit for 1995 and 1996 are as follows:


                                                    1995            1996
                                                    ----            ----
        Depreciation                             $  80,837      $   95,147

        Difference between accrual basis
        of accounting and tax basis of

        accounting                                 (51,124)        (64,950)

        Tax benefit of loss carryforward          (347,616)       (389,344)
                                                 ---------      ----------

        Deferred tax benefit                     $(317,903)     $ (359,147)
                                                 =========      ==========

               The components of the net noncurrent deferred tax asset in 1995 and 1996 are as follows:


                                                    1995           1996
                                                    ----           ----
        Property and equipment                  $ (165,648)    $ (257,179)

        Net operating loss carryforward          1,135,589      1,524,933
                                                ----------     ----------

        Deferred tax benefit, net               $  969,941     $1,267,754
                                                ==========     ==========

               The components of the net current deferred tax asset in 1995 and 1996 are as follows:

                                                   1995           1996
                                                   ----           ----
        Property and equipment                  $ (16,824)      $(20,440)

        Difference between accrual
        basis of accounting and tax

        basis of accounting                        80,397        145,348
                                                ---------       --------

        Deferred tax benefit, net               $  63,573       $124,908
                                                =========       ========

     Realization of the net operating loss carryforward deferred tax assets is dependant on the Company either generating sufficient taxable income prior to expiration of the loss carryforwards, or employing tax-planning strategies to utilize the excess of appreciated asset value over the tax basis of the Company's net assets. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

     The Company used an effective tax rate of 34% (28% for federal and 6% for state) which is not significantly different from the statutory tax rate.

     The net operating loss carryforwards totaling $4,337,752 expire as follows: 2002, $82,783; 2003, $249,037; 2004, $286,089; 2005, $80,425; 2006,
$408,730; 2007, $138,058; 2008, $154,759; 2009, $899,522; 2010, $893,220 and
2011, $1,145,129. Investment tax credit carryovers in the amount of $6,374 expire in 2000.

5.      Preferred Stock:

     During 1994, shareholders authorized the issuance of 5,000,000 shares of undesignated Preferred Stock issuable by the Board of Directors at its discretion in one or more series.

     On March 1, 1995, the Company executed an agreement with Applied Video Technologies, Inc. ("AVT") for the purchase by AVT of $3,500,000 of Cumulative Convertible Redeemable Preferred Stock, Series A ("Series A Preferred Stock"). Under the terms of the agreement, AVT invested $2,100,000 in the Series A Preferred Stock in 1995 and $1,400,000 in January 1996.

     Other terms of the Series A Preferred Stock include a dividend rate of 12% payable in kind for five years at the option of the Company and in cash thereafter, the right to elect two members to the Board of Directors and the right to vote, on an as converted basis, on all matters submitted to the common stockholders with the exception of directors. The Series A Preferred Stock can be converted into common stock at a conversion price of $11.00 per share, and the Company is obligated to redeem the Series A Preferred Stock on the eighth anniversary of its issue. Series A Preferred Stock dividends have a preference over dividends on common stock.

6.      Employment Contracts:

     In September 1993, the Company entered into five year agreements with Ricky C. Haney, Richard L. Kendrick, and Allan H. Rudder which provide for a minimum base salary of $102,000, $102,000 and $96,000, respectively. The agreements provide for a severance payment equal to the remaining contract term base salary in the event of termination without cause. The agreements also provide for a $6,000 annual auto allowance and minimum annual base salary increases of five percent.

7.      Subsequent Event:

     On February 11, 1997, the Company entered into a definitive agreement with BellSouth Corporation for a merger of the Company with a subsidiary of BellSouth Corporation. The agreement is noncancelable for a period of six months and is expected to close within that period of time; however, stockholder and Federal Communications Commission approval is required. The agreement provides for a non taxable stock exchange of .49 shares of BellSouth Corporation stock for each share of Company stock, with a maximum value attributable to the Company stock of $20.88625 per share and a minimum value of $15.98625 per share. These valuations are subject to upward adjustment for any BellSouth distributions, such as cash dividends, prior to closing of the merger.

               In connection with the agreement, in February 1997, BellSouth provided $1,000,000 of financing to the Company. Prior to closing the merger, the proceeds of such financing may be used only a) to fund negative cash flow from operations not in excess of $150,000 and b) for construction of new wireless cable facilities for multiple dwelling units, approved by BellSouth. The financing does not bear interest. In the event the agreement is terminated by BellSouth, other than as a result of a material misrepresentation or a material breach of a merger agreement covenant by the Company, the financing will be forgiven. In the event the agreement is terminated by BellSouth as a result of a material misrepresentation or a material breach of a merger agreement covenant by the Company, or by the Company due to the expiration of the six month noncancelable period of time, or by reason of actions by any governmental entity which would have the effect of materially restricting the consummation of the merger, the financing will, as of the date of such event, convert into an interest-bearing loan with interest accruing from such time at an annual rate of 10%. The loan will be secured by the stock of the Company subsidiary and will have a maturity date of December 31, 1998.