Form 10QSB
period 1997-03-31
WIRELESS CABLE OF ATLANTA INC
filed 1997-05-09
CIK 904355

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

Mark One:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997
                               --------------

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


          3100 MEDLOCK BRIDGE ROAD, SUITE 340, NORCROSS, GEORGIA 30071
--------------------------------------------------------------------------------
              (Address of Principal Executive Office and Zip Code)


(Issuer's Telephone Number, Including Area Code):         (770) 409-3570
                                                          ---------------


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,773,400 SHARES OF COMMON STOCK, PAR VALUE $1.00 PER SHARE, AS OF APRIL 30, 1997.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY

                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION:

CONDENSED CONSOLIDATED BALANCE SHEETS -
            December 31, 1996 and March 31, 1997 ........................... 3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -
            For the periods ended March 31, 1996 and 1997 .................. 4

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY -
            For the period ended March 31, 1997 ............................ 4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
            For the periods ended March 31, 1996 and 1997 .................. 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ....................... 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
CONDITION AND RESULTS OF OPERATIONS ........................................ 7

PART II.    OTHER INFORMATION:

EXHIBITS AND REPORTS ON FORM 8-K ........................................... 8

SIGNATURES ................................................................. 8

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1997
                                   (UNAUDITED)

                   ASSETS
                                                                      1996           1997
                                                                      ----           ----
Current assets:
     Cash and cash equivalents                                 $   147,471    $ 1,016,263
     Accounts receivable                                            35,212         85,960
     Other current assets                                          171,515        193,031
                                                               -----------    -----------

                Total current assets                               354,198      1,295,254
                                                               -----------    -----------

Property and equipment:
     Cable systems and equipment                                 7,181,822      7,290,819
     Furniture and office equipment                                601,199        608,097
                                                               -----------    -----------
                                                                 7,783,021      7,898,916
     Less accumulated depreciation                              (3,316,238)    (3,509,238)
                                                               -----------    -----------
                                                                 4,466,783      4,389,678
                                                               -----------    -----------
Other assets:
     Deferred licensing costs                                      136,000        119,000
     Deferred tax benefit                                        1,267,754      1,365,254
     Other                                                         107,488         98,489
                                                               -----------    -----------
                                                                 1,511,242      1,582,743
                                                               -----------    -----------
                Total assets                                   $ 6,332,223    $ 7,267,675
                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      1996           1997
                                                                      ----           ----
Current liabilitites:
     Accounts payable                                          $   339,893    $   343,974
     Accrued expenses and liabilities                              265,850        265,703
                                                               -----------    -----------
              Total current liabilities                            605,743        609,677
                                                               -----------    -----------

Note Payable-Long Term                                                   -      1,000,000
                                                               -----------    -----------

Series A preferred stock                                         3,733,155      3,969,356
                                                               -----------    -----------

Common stockholders' equity:
    Common stock of $1 par, authorized
    10,000,000 shares, issued and
      outstanding: 1,772,600  and 1,773,400
    shares                                                       1,772,600      1,773,400
    Paid-in capital                                              3,516,707      3,520,907
    Accumulated deficit                                         (3,295,982)    (3,605,665)
                                                               -----------    -----------
                                                                 1,993,325      1,688,642
                                                               -----------    -----------
              Total liabilities and stockholders' equity       $ 6,332,223    $ 7,267,675
                                                               ===========    ===========


  The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                   1996           1997
                                                                   ----           ----
Revenue                                                        $   846,762    $   888,871
Costs and Expenses:
          Service Costs                                            548,063        616,042
          Selling, general and administrative                      297,546        355,264
          Depreciation and amortization                            201,500        210,000
                                                               -----------    -----------
                                                                 1,047,109      1,181,306
                                                               -----------    -----------
              Income (loss) from operations                       (200,347)      (292,435)

Interest income                                                     12,196          5,695
                                                               -----------    -----------

              Loss before income taxes                            (188,151)      (286,740)

Deferred income tax benefits                                        63,000         97,500
                                                               -----------    -----------

              Net loss                                            (125,151)      (189,240)

Preferred dividend requirements                                    (97,840)      (120,443)
                                                               -----------    -----------

             Net loss applicable to common
             shares                                            $  (222,991)   $  (309,683)
                                                               ===========    ===========

Weighted average number of common
shares outstanding                                               1,770,000      1,773,000
       Net loss per common share
       outstanding                                             $      (.13)   $      (.17)
                                                               ===========    ===========

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                          STOCKHOLDERS' EQUITY FOR THE
                          PERIOD ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                          Common Stock
                                          ------------

                                  Number of       $1 Par       Paid-In      Accumulated
                                   Shares          Value       Capital       Deficit         Total
                                   ------          -----       -------       -------         -----
Balance, December 31, 1996         1,772,600   $ 1,772,600   $ 3,516,707   $(3,295,982)   $ 1,993,325

Stock Options                            800           800         4,200             -          5,000

Preferred stock dividends                  -             -             -      (120,443)      (120,443)

Net loss                                   -             -             -      (189,240)      (189,240)
                                 -----------   -----------   -----------   -----------    -----------

Balance, March 31, 1997            1,773,400   $ 1,773,400   $ 3,520,907   $(3,605,665)   $ 1,688,642
                                 ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)

                                                                   1996           1997
                                                                   ----           ----
Cash flows provided by (used for) operating activities:
     Net (loss)                                                $  (222,991)   $  (309,683)
         Adjustments to reconcile net (loss) to net
         cash used by operating activities:
            Depreciation and amortization                          201,500        210,000
             (Increase) in receivables                              (8,803)       (50,748)
             Decrease (increase) in prepaid expenses
             and deposits                                          110,718        (12,516)
             (Increase) in deferred taxes                          (63,000)       (97,500)
             Increase (decrease) in accounts payable
             and accrued expenses                                   (3,241)         3,934
                                                               -----------    -----------

      Net cash provided by (used for) operating activities          14,183       (256,513)
                                                               -----------    -----------

Cash flows (used for) investing activities:

     Purchase of equipment                                        (441,669)      (115,895)
                                                               -----------    -----------

Cash flows provided by financing activities:
     Long term debt                                                      -      1,000,000
     Stock options                                                       -          5,000
     Sale of preferred stock                                     1,524,300        236,200
     Cost of preferred stock issue                                (125,945)             -
                                                               -----------    -----------
     Net cash provided by financing activities                   1,398,355      1,241,200
                                                               -----------    -----------

Net increase in cash                                               970,869        868,792
Cash and cash equivalents, beginning of period                     133,000        147,471
                                                               -----------    -----------
Cash and cash equivalents, end of period                       $ 1,103,869    $ 1,016,263
                                                               ===========    ===========

               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

                                                                      1996           1997
                                                                      ----           ----

Cash paid during the period for:
     Interest                                                  $       -0-    $       -0-

     Income taxes                                              $       -0-    $       -0-

   The accompanying notes are an integral part of these financial statements.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION:


                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The results of the operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       DEFERRED TAX BENEFIT:

                  The deferred tax benefit increased by $97,500 during 1997. The basis for deferring tax benefits is an excess of appreciated asset value over the tax basis of the Company's net assets in an amount sufficient to realize the deferred tax asset and projected future profitable operations. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

3.       PREFERRED STOCK:

                  The Company has 5,000,000 shares of Preferred Stock authorized. The Series A Preferred Stock is convertible into Common Stock at $11.00 per share. The outstanding Series A Preferred Stock has not been included in the weighted average number of Common Shares outstanding as they would be anti-dilutive.

4.       STOCK OPTIONS AND WARRANTS:

                  In 1992, the shareholders approved the formation of a Stock Option Plan for key employees to be implemented by the Board of Directors. Under the approved terms of the plan, options to purchase shares of the Company's common stock will be granted at a price not less than the fair market value of the stock at the date of the grant. Options may be exercised for a five year period not to exceed 20% per year on a cumulative basis. At March 31, 1997, there were options granted to purchase an aggregate of 71,100 shares at prices ranging from $6.25 to $14.00 per share and there were 24,500 shares available for future grants under the plan. These stock options have not been included in the weighted average number of shares outstanding as they would be anti-dilutive.

                  WIRELESS CABLE OF ATLANTA, INC. & SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth items from the Company's Statement of Operations as percentages of net revenues for the three months ended March 31:

                                                                            Percent
                                                                            -------
                                                                      1996           1997
                                                                      ----           ----
Revenue                                                                100%           100%
Service costs                                                         64.7           69.3
Selling, general and administrative expense                           35.1           40.0
Depreciation and amortization                                         23.8           23.6

         The Company's revenue increased 5% to $888,871 in 1997. This increase was due to an increase in the number of subscribers from 8,600 to 9,000.

         Service costs for 1997 increased by 4.6% of revenue. This increase was due to salaries and related costs of new personnel which were added in engineering, customer service and technical staff.

         Selling, general and administrative expense increased by 4.9% of revenue. The increase was due to professional fees related to the proposed merger of the Company with a subsidiary of BellSouth Corporation.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Ex-27 Financial Data Schedule (for SEC use only)
(b)      No Form 8-K's were filed during this quarter.

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

                                            WIRELESS CABLE OF ATLANTA, INC.
                                            -------------------------------
                                                     (Registrant)

                                            /s/ Ricky C. Haney
                                            -------------------------------
Date:  May 9, 1997                          RICKY C. HANEY
                                            PRESIDENT

                                            /s/ Allan H. Rudder
                                            -------------------------------
Date:  May 9, 1997                          ALLAN H. RUDDER
                                            EXECUTIVE VICE PRESIDENT/CFO